Form 10QSB/A
period 1999-03-31
OAK BROOK CAPITAL III
filed 1999-07-30
CIK 1072569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB/A

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET AS OF MARCH 31, 1999

                                  ASSETS


OTHER ASSETS:
  Organizational Costs               $4,200
    Less accumulated amortization    (4,200)
      Total other assets                              $    0

      Total assets                                                  $     0

                          LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $7,725

    Total current liabilities                         $7,725

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
    50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $4,200
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $4,200

   Deficit accumulated during the
     development stage              (11,925)

       Total equity                                   $(4,050)

       Total liabilities and equity                                 $ 3,675


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 1999 to
                                  MARCH 31, 1999



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (3,675)

    Net loss                             $    (3,675)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                  307,000

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE PERIOD MAY 15, 1998 (Inception) to
                                  MARCH 31, 1998



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (4,200)

    Net loss                             $    (4,200)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                1,074,500

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM DECEMBER 31, 1998
                             THROUGH MARCH 31, 1999



                           Common
                           Shares      Stock          Retained
                           Issued      Amount         Earnings      Equity

Equity at Inception                                                 $     -

Shares issued at inception
for services at $0.0038
per share                  1,105,200   $ 4,200                      $ 4,200

Shares issued by gift        122,800

  Net loss for the period                             $ (4,200)     $     0

  TOTAL                    1,228,000   $ 4,200        $ (4,200)     $     0


                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31, 1999

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

     The Balance Sheet as of 03/31/99 has been updated to reflect the "write-off" of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $11,925. The Company has also incurred a net loss to date of $4,200.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 1999, reflects a total asset value of $0. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

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


                         OAK BROOK CAPITAL III, INC.

                         /s/ Mark T. Thatcher

DATE: July 30, 1999      By:    MARK T./ THATCHER
                         Name:  MARK T. THATCHER
                         Title: President

