Form 10QSB
period 1999-09-30
OAK BROOK CAPITAL III
filed 1999-12-22
CIK 1072569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 1999

            Commission file Number                   0-25013


                           OAK BROOK CAPITAL III, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                0-25013                                05-0499527
        (Commission File Number)         (I.R.S. Employer Identification Number)



     50 Airport Parkway, Suite 117
          San Jose, California                            95110
(Address of Principal Executive Offices)               (Zip Code)



                                 (408) 564-3435
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, $.001 Par Value - 1,228,000 shares as of
September 30, 1999.


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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   BALANCE SHEET AS OF SEPTEMBER 30, 1999

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


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 1999 to
                                SEPTEMBER 30, 1999



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (3,675)
    Net loss                             $    (3,675)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                  921,000
    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE PERIOD MAY 15, 1998 (Inception) to
                               SEPTEMBER 30, 1999



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (4,200)

    Net loss                             $    (4,200)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                1,228,000

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM DECEMBER 31, 1998
                           THROUGH SEPTEMBER 30, 1999



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


                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999

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

4. SUBSEQUENT EVENTS

On November 29, 1999, a closing was concluded under an Acquisition Agreement pursuant to which the Registrant issued 9,670,500 shares of the Registrant's common stock (88.73% of the then outstanding shares) of Mighty Star Holdings, Ltd. ("MSHL"), a British Virgin Islands corporation engaged in the business of exporting agricultural products from the United States to the Peoples Republic of China. MSHL intends to become a fully vertically integrated supplier of certain agricultural products, principally nuts, flavorings and seasonings, to the Peoples Republic of China.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           OAK BROOK CAPITAL III, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 1999

======================================
THREE MONTHS ENDING SEPTEMBER 30, 1999
======================================

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

Subsequent Events

On November 29, 1999, a closing was concluded under an Acquisition Agreement pursuant to which the Registrant issued 9,670,500 shares of the Registrant's common stock (88.73% of the then outstanding shares) of Mighty Star Holdings, Ltd. ("MSHL"), a British Virgin Islands corporation engaged in the business of exporting agricultural products from the United States to the Peoples Republic of China. MSHL intends to become a fully vertically integrated supplier of certain agricultural products, principally nuts, flavorings and seasonings, to the Peoples Republic of China.

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

     The Balance Sheet as of 09/30/99 has been updated to reflect the "write-off" of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $11,925. The Company has also incurred a net loss to date of $4,200.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 1999, reflects a total asset value of $0. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from May 15, 1998 (inception) through
September 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                         OAK BROOK CAPITAL III, INC.

                         /s/ Mark T. Thatcher

DATE: December 22, 1999  By:    MARK T. THATCHER
                         Name:  MARK T. THATCHER
                         Title: President

