Form 10KSB
period 1999-12-31
OAK BROOK CAPITAL III INC
filed 2000-04-17
CIK 1072569

                                   FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     DECEMBER 31, 1999

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     [NO FEE REQUIRED] for the transition period from

     ____________ to ____________

     Commission file number: 000-25019



                           OAK BROOK CAPITAL III, INC.
                 (Name of small business issuer in its charter)


       COLORADO            000-25013                05-0499527
       ---------------     ---------------------    ---------------------
       (State of           (Commission File No.)    (IRS Employer ID No.)
       Incorporation)


                            1250 Turks Head Building
                              Providence, RI 02903
                                  401-272-5800
               --------------------------------------------------
                    (Address of Principal Executive Offices)


                             NADEAU & SIMMONS, P.C.
                            1250 TURKS HEAD BUILDING
                             PROVIDENCE, RI  02903
                                  401-272-5800
               --------------------------------------------------
                     (Name and Address of agent for service)


Securities registered pursuant to Section 12(b) of the Securities
Exchange Act:

Title of each class              Name of each exchange
                                 on which registered


     NONE

Securities registered pursuant to section 12(g) of the Securities
Exchange Act:

     COMMON STOCK,
     NO PAR VALUE PER SHARE      NASD


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         [ ]

State issuer's revenues for its most recent fiscal year:

     $   0.00

The aggregate market value of the 122,800 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 1999. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 1999, 1,228,000 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are following by reference into the registration statement:

(a)-1. Oak Brook's Form 8-K, Current Report, filed April 17, 2000;

       Mighty Star Holdings' Form 8-K, Current Report, filed February 25,
       2000;

       Mighty Star Holdings' Definitive 14C, Information Statement, filed January 12, 2000;

       Oak Brook's Form 10-QSB, filed December 22, 1999 for the quarter ending September 30, 1999;

       Oak Brook's Form 10-QSB/A, filed October 19, 1999 for the quarter ending June 30, 1999;

       Oak Brook's Form 10-QSB, filed August 13, 1999 for the quarter ending June 30, 1999;

       Oak Brook's Form 10-QSB/A, filed July 30, 1999 for the quarter ending March 31, 1999;

       Oak Brook's Form 10-QSB, filed May 18, 1999 for the quarter ending March 31, 1999;

all other reports filed pursuant to section 13(a) or 15(d) since the end of the year covered by the above annual reports.

(a)-2. All documents filed by the Company pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the date hereof and prior to the filing of a post-effective amendment which indicates that all securities offered hereby have been sold or which de-registers all securities covered hereby then remaining unsold shall be deemed to be incorporated by reference herein and to be a part hereof from the date of filing of such documents, except as to any portion of any future Annual or Quarterly Report to Stockholders which is deemed to be modified or superseded for purposes of this Registration Statement to the extent that such statement is replaced or modified by a statement contained in a subsequently dated document incorporated by reference or contained in this Registration Statement.

(a)-3 The description of the Company's common stock which is contained in the Form 10SB12G, Registration Statement filed under Section 12 of the Securities Exchange Act of 1934, including any amendments or reports filed for the purpose of updating such description.

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]


                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

General

     The Company was incorporated under the laws of the State of Colorado on May 15, 1998, and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

     The proposed business activities described herein classify the Company as a "blank check" or "shell company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.
Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not believe it will undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. However, if the Company intends to facilitate the eventual creation of a public trading market in its outstanding securities, it must consider that the Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefor.

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

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company's officers and directors have previously been involved in transactions involving a merger between an established company and a shell entity, and have a number of contacts within the field of corporate finance. As a result, they have had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by a shell company. However, none of these preliminary contacts or discussions involved the possibility of a merger or acquisition transaction with the Company.

     It is anticipated that the Company's officers and directors may contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of the registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

     In the Company's judgment, none of its officers and directors would thereby become an "underwriter" within the meaning of the
Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

     Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is antici-pated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The
Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur fur-ther risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

The Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The
       Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5.     The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There will be no loan agreements or understandings between the Company and third parties, nor does the Company intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

     It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business op-portunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

     Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction.
It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisi-tion is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the ac-quisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

     The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

     An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

     The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anti-cipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for em-ployees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition. The Company's officers have accepted common stock for services rendered for consulting, organizing the corporation, seeking merger candidates and evaluating these candidates. See "Executive Compensation" and under "Certain Relationships and Related Transactions."


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND
ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties.

These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains a mailing address at 1250
Turks Head Building, Providence, Rhode Island 02903, which is the office address of its legal counsel. The Company's telephone number is
(401) 272-5800. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.


                           ITEM 3.  LEGAL PROCEEDINGS


No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 4, 2000, a closing was concluded under a Stock Purchase Agreement
(the "Plan"), pursuant to which a change of control of the Registrant occurred. Pursuant to the Plan, Wai Hong Chong sold 9,670,500 shares of the Registrant's common stock to Mark T. Thatcher ("Thatcher") and Gerard M. Werner in exchange for $1.00. In addition, all of the issued and outstanding shares of Mighty Star Holdings, Ltd. ("MSHL"), a British Virgin Islands corporation and wholly-owned subsidiary of the Registrant were transferred to Wai Hong Chong. Pursuant to the Plan, the Registrant's then officers and directors resigned and were replaced by new management as set forth below.

Pursuant to the attached Plan, Wai Hong Chong transferred all of his controlling interest in the Registrant to Mr. Werner and Mr. Thatcher.

In October 1999, an 8-K was filed with the SEC reporting on a reverse merger and potential name change for Oak Brook Capital III, Inc., the predecessor corporation to MHSL. Such transaction was never fully consummated, and as a result, has been abandoned. On April 3, 2000, documents were prepared to confirm the complete nullification of the transaction as set forth herein.

Mr. Werner and Mr. Thatcher were the original directors and majority shareholders of the Registrant and will now continue to operate and manage the Registrant as an ongoing "blank check" issuer, a company whose business plan is to seek out and consummate a business combination transaction with a privately held corporation whose intent is to become a reporting company under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act").


                                    PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's Common Stock Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.


                       ITEM 6. SELECTED FINANCIAL DATA

Not applicable


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

PLAN OF OPERATION

General

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 1999, reflects a current asset value of $0.00, and a total asset value of $0.00 in the form of cash and capitalized organizational costs.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from May 15, 1998 (inception) through
December 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board ("FASB"), under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") issued by the FASB, is effective for financial statements for fiscal years beginning after December 15, 1995.The standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, certain identifiable intangible assets, and goodwill, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

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

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Y2K COMPLIANCE

The Company has conducted an assessment of issues related to the Year 2000 and determined that all its computer driven systems and software in use are able to recognize, calculate, and display data-related dates correctly after the year 1999. At this time, the Company cannot determine the impact the Year 2000 will have on its key suppliers. However, if the Company's key suppliers do not convert their systems to become Year 2000 compliant, the Company may be adversely impacted.

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


                          ITEM 8. FINANCIAL STATEMENTS

        The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.


             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                     PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------------------

Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
-----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's Compensatory Stock Consulting Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure

Mark T. Thatcher     35              President and Director since
                                     May 15, 1998

Gerard Werner        29              Vice President and Director since
                                     May 15, 1998


     The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the sole directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The sole directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Mark T. Thatcher, Esq.

     Mr. Thatcher attended the University of Denver where he earned his law degree and masters in business administration. He is presently a member of the State Bar of Colorado; Court of Appeals, District of Columbia; Committee Member of the Securities Forum, Colorado, Washington, D.C. and the American Bar Association; and Member of the International Society of Business Law.

     Mr. Thatcher has participated as a business and legal advisor for a number of public and privately held companies. He has been retained for federal and state securities compliance, venture capital analysis, public and private mergers and acquisitions, corporate reorganization/restructuring, and international franchising development. From 1991 through 1995, Mr. Thatcher was "of counsel" to Daniel P. Edwards, P.C., an "AV" rated Colorado law firm. The firm was "of counsel" to Hughes Dorsey, Denver, Colorado, Heron Burchette, Washington, D.C. and Sparks, Dix and Enoch, Colorado Springs, Colorado. From 1995 through August of 1999 he served as general counsel to Acadia Group, Inc. (Ticker "ANHS") and CollegeLink.com (Ticker "APS"). He has recently joined the Providence-based law firm of Nadeau & Simmons, P.C. in an "of-counsel" capacity. He is an honorary member of Alpha Kappa Delta, Sutton Award candidate, and recipient of the E.V. Graham Scholarship Merit Award.


Gerard Werner

     Mr. Werner passed the District of Columbia, Court of Appeals Bar examination in February 1998. Since that time he has served as Case Design Manager for The Equitable, April 1998- Sep. 1998.
He is a registered representative, having passed series 6 and series 63, as well as Virginia's Life and Health Insurance licensing exam.

     Mr. Werner graduated from the Georgetown University Law School in 1997 where he served as a staff member of the American Criminal Law Review Volume 33, and as Articles and Notes Editor Volume 34. He published author Volume 33-3, Eleventh Survey of White Collar Crime- "Tax Evasion".

     Mr. Werner graduated in 1994 from Georgetown University with a double major in philosophy and government. He served as an intern in United States Representative Thomas Petri's office on three separate occasions: 1992, 1994 and 1995.

Indemnification of Officers and Directors

     As permitted by Colorado law, the Company's Articles of In-corporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable. Exclusion of Liability

     Pursuant to the Colorado Business Corporation Act, the
Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-106-401 of the Colorado Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Other Public Shell Activities

     The Company's President and Vice President are also officers and directors of additional shell companies, including Oak Brook Capital IV, Inc., and Providence Capital I-X, Inc.

Conflicts of Interest

     The sole officers and directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 20 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     There is no procedure in place which would allow Mr. Thatcher or Mr. Werner to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

     The Company's sole officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.


No employee of the Company receives any additional compensation for his services as a director.

Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $100.00 per meeting attended.

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.


                         ITEM VI. EXECUTIVE COMPENSATION


     At inception of the Company, its Directors, Mark T. Thatcher and Gerard Werner each received 552,500 shares of Common Stock valued at $0.0038 per share in consideration of pre-incorporation services rendered to the Company related to investigating and developing the Company's proposed business plan and capital structure, and completion of the incorporation and organization of the Company. No officer or director has received any other remuneration. Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Also, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. Please also see Item I, Description of Business-General for information regarding the seeking out and selection of a target company, addressing matters such as the manner of solicitation of potential investors, the approximate number of persons who will be contacted or solicited, their relationships to the Company's management, etc.


     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 1999, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.


Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially

Gerard Werner, Esq.(1)
C/O Law Offices of
Mark T. Thatcher
360 Thames Street
Newport, RI 02840                  552,600       45.00%


Mark T. Thatcher(1)
360 Thames Street
Newport, RI 02840                  552,600       45.00%

All directors and executive
officers as a group (2 persons)  1,105,200       90.00%

(1)  The persons listed are the sole officers and directors of the Company.

Management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid inhibiting certain transactions with prospective acquisition or merger candidates, based upon the perception by such candidate that they may be engaged in a rapidly expanding industry (i.e. Internet) and cannot afford to proxy shareholders each time their management needs to authorize additional shares.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance described below, the directors reviewed and unanimously approved the fairness and reasonableness of the terms of the transactions. The Company believes that the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

There is no public market for the Company's Common Stock.  The Common
Stock may be traded in the over-the-counter market in the near future, however, there can be no assurance as to the price at which trading in the Common
Stock will occur.

With respect to financial and other information relating to the Company, Nadeau & Simmons, P.C., whose address is 1250 Turks Head Building, Providence, RI 02903 will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, to be filed with the Commission. Any such requests should be directed to the President of the Company, address 1250 Turks Head Building, Providence, RI 02903.

Prior to the date of this Annual Report, the Company issued to its officers and directors a total of 1,105,200 shares of Common Stock for a total services valued at $60,000. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company.

No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its sole officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction.

     The Company maintains a mailing address at the office of its legal counsel, but otherwise does not maintain an office. As a result, it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future.

     Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


                                     PART IV

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.   Exhibit

x     3(a)          Articles of Incorporation

x     3(b)          Bylaws

x     4(a)          Agreements Defining Certain Rights of Shareholders

x     4(b)          Specimen Stock Certificate

      7             Not applicable

      9             Not applicable

x     10(a)         Pre-incorporation Consultation and Subscription Agreement

      11            Not applicable

      14            Not applicable

      16            Not applicable

      21            Not applicable

#     23.1          Consent of Counsel

#     24.1          Consent of CPA.

      27            Financial Data Schedule

      28            Not applicable

#     99.1          Safe Harbor Compliance Statement
____________________________

#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement Amendment No. 4, filed on July 29, 1999.


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1999 fiscal year.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK BROOK CAPITAL III, INC.

By:  /s/ Mark T. Thatcher

________________________________
MARK T. THATCHER,
Chairman and President

Date: April 14, 2000


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Mark T. Thatcher, his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this annual report and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.


SIGNATURE             TITLE                 DATE
-----------------------------------------------------------

/s/ Gerard Werner     Director, Secretary   April 14, 2000



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        --------------------------

                                 EXHIBITS

                                    TO

                                FORM 10-KSB

                       ---------------------------


                        OAK BROOK CAPITAL III, INC.

                               EXHIBIT INDEX

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.  Exhibit

x     3(a)         Articles of Incorporation

x     3(b)         Bylaws

x     4(a)         Agreements Defining Certain Rights of Shareholders

x     4(b)         Specimen Stock Certificate

      7            Not applicable

      9            Not applicable

x     10(a)        Pre-incorporation Consultation and Subscription Agreement

      11           Not applicable

      14           Not applicable

      16           Not applicable

      21           Not applicable

#     23.1         Consent of Counsel
                   (contained in Exhibit 5.1)

#     24.1         Consent of CPA.

      27           Financial Data Schedule

      28           Not applicable

#     99.1         Safe Harbor Compliance Statement
____________________________

#     filed herewith

x incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, Amendment No. 4 on July 29, 1999.


OAK BROOK CAPITAL III, INC.


TABLE OF CONTENTS

Independent Auditors' Report...........................................F - 2

Financial Statements

    Balance Sheet - December 31, 1999..................................F - 3

    Statements of Operations -
    Years Ended December 31, 1999 and 1998.............................F - 4

    Statement of Changes in Stockholders' Equity -
     Years Ended December 31, 1999 and 1998............................F - 5

    Statements of Cash Flows -
    Years Ended December 31, 1999 and 1998.............................F - 6

Notes to Consolidated Financial Statements.............................F - 7

OAK BROOK CAPITAL III, INC.
(A Development Stage Company)

March 29, 2000

Shareholders and Board of Directors
OAK BROOK CAPITAL III, INC.
Newport, Rhode Island

Report of Independent Auditors

We have audited the accompanying balance sheet of Oak Brook Capital
III, Inc. (a development stage Company) as of December 31, 1999, and the related statements of operations and stockholders' equity for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Brook Capital III, Inc. (a development stage Company) as of December 31, 1999, and the results of operations, and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Dennis W. Bersch

Milwaukee, Wisconsin
March 29, 2000

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   BALANCE SHEET AS OF DECEMBER 31, 1999

                                  ASSETS


OTHER ASSETS:
  Organizational Costs               $  4,200
    Less accumulated amortization      (1,365)
      Total other assets                              $  2,835

      Total assets                                                  $   2,835

                          LIABILITIES AND EQUITY
CURRENT LIABILITIES:
  Accounts payable                   $ 10,225

    Total current liabilities                         $ 10,225

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
    50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $  4,200
     122,800 shares issued by gift       0.00

   Issued and Outstanding            $  4,200

   Deficit accumulated during the
     development stage                (11,590)

       Total equity                                   $ (7,390)

       Total liabilities and equity                                 $   2,835


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $     2,500
  Amortization of Organizational Cost            840
    Net loss                             $    (3,340)

PER SHARE INFORMATION:

  Weighted average number of
  common shares outstanding                1,228,000

    Profit (loss) per share              $   (0.0027)



                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999



                           Common
                           Shares      Stock          Retained
                           Issued      Amount         Earnings      Equity

Equity at Inception                                                 $   -

Shares issued at inception
for services at $0.0038
per share                  1,105,200   $ 4,200                      $ 4,200

Shares issued by gift        122,800

Retained Earnings
12/31/98                                              $ (8,250)      (8,250)

Net loss for the year
ended 12/31/99                     -         -        $ (3,340)     $(3,340)

  TOTAL                    1,228,000   $ 4,200        $(11,590)     $(7,390)

                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999


SOURCES OF CASH
  Investment                                     $           -

USES OF CASH
  Professional Fees              $          -
  Bank Charges                              -                -

Net cash provided this year                                  -
  Balance beginning of year                                  -
  Cash Balance as
  December 31, 1999                              $           -

                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 1, 1998, in the State of Colorado, with the intent to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition.
In October 1999, a Form 8-K was filed with the SEC reporting on a reverse merger and potential name change for Oak Brook Capital III, Inc. That transaction was never fully consummated, and as a result, the transaction as far as it had proceeded was undone. On April 3, 2000, documents were prepared to confirm the complete nullification of the transaction. Subsequent to the audit date, on April 8, 2000 that transaction was nullified. For that reason this report is prepared on a pro-forma basis, as if that transaction had never happened. The Company has had no significant business activity to date. The Company has selected the calendar year as its fiscal year.

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

2. STOCKHOLDERS' EQUITY

On May 15, 1998, the Company issued 1,105,200 shares of its no par value common stock to affiliates for services valued at their fair market value of $4,200. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act. An additional 122,800 shares were issued as qualified gifts during 1998.

3. RELATED PARTY TRANSACTIONS

There have been no related party transactions since the issuance of shares using organization costs as consideration.

using organization costs as consideration. The account payable of $7725.00 reflects $4225.00 for services in connection with the organization of the company and $3500.00 for the December 31 audit.