Form 10QSB
period 2000-03-31
OAK BROOK CAPITAL III INC
filed 2000-05-16
CIK 1072569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March  31, 2000

            Commission file Number                   0-25013


                            OAK BROOK CAPITAL III, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                0-25013                                05-0499527
        (Commission File Number)         (I.R.S. Employer Identification Number)



        1250 Turks Head Building
        Providence, Rhode Island                         02903
(Address of Principal Executive Offices)               (Zip Code)



                                 (401) 272-5800
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, No Par Value - 1,228,000 shares as of
March 31, 2000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET AS OF MARCH 31, 2000

                                  ASSETS


OTHER ASSETS:
  Organizational Costs               $     0
    Less accumulated amortization          0
      Total other assets                              $     0

      Total assets                                                  $     0

                          LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $27,725

    Total current liabilities                         $27,725

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
     50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $4,200
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $4,200

   Deficit accumulated during the
     development stage              (31,925)

       Total equity                                   $17,725

       Total liabilities and equity                                 $     0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 1999 to
                                  MARCH 31, 2000



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (3,675)

    Net loss                             $    (3,675)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                  307,000

    Profit (loss) per share              $         0


                            OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 2000 to
                                  MARCH 31, 2000



REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost              0

    Net loss                             $         0

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                  307,000

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 2000
                              THROUGH MARCH 31, 2000



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


                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           OAK BROOK CAPITAL III, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


March 31, 2000

=====================================
THREE MONTHS ENDING MARCH 31, 2000
=====================================

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

     The Balance Sheet as of 03/31/2000 has been updated to reflect the "write-off" of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $31,925. The Company has also incurred a net loss to date of $0.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2000, reflects a total asset value of $0. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           OAK BROOK CAPITAL III, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: May 15, 2000                         By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

