Form 10QSB
period 2000-06-30
OAK BROOK CAPITAL III INC
filed 2000-08-14
CIK 1072569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2000

            Commission file Number                   000-25013


                            OAK BROOK CAPITAL III, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



              000-25013                                05-0499527
        (Commission File Number)         (I.R.S. Employer Identification Number)



        1250 Turks Head Building
        Providence, Rhode Island                         02903
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

Common Stock, No Par Value - 1,228,000 shares as of
June 30, 2000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET AS OF JUNE 30, 2000
                                (UNAUDITED)

                                  ASSETS


OTHER ASSETS:
  Organizational Costs               $     0
    Less accumulated amortization          0
      Total other assets                              $       0

      Total assets                                                  $     0

                          LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $27,725

    Total current liabilities                         $  27,725

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
     50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $4,200
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $4,200

   Deficit accumulated during the
     development stage              (31,925)

       Total equity                                   $ (27,725)

       Total liabilities and equity                                 $     0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 1999 to
                                  JUNE 30, 2000
                                   (UNAUDITED)


REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (3,675)

    Net loss                             $    (3,675)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                1,228,000

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 2000
                              THROUGH JUNE 30, 2000
                                   (UNAUDITED)



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


                           OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                    For the Period Ended June 30, 2000 and
              From May 1, 1998 (inception) through June 30, 2000
                                  (UNAUDITED)


                                            Period           Since Inception
                                            ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                 $          0     $    (31,925)
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Increase in accounts payable                        0           27,725
                                            ---------------  ---------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES             -           (4,200)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                       -                -
                                            ---------------  ---------------

 NET CASH USED BY INVESTING ACTIVITIES                 -                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Stock                                         -            4,200
                                            ---------------  ---------------

 NET CASH USED BY FINANCING ACTIVITIES                 -            4,200

   NET INCREASE (DECREASE) IN CASH                     -                -

CASH AT BEGINNING OF PERIOD                            -                -
                                            ---------------  ---------------

     CASH AT END OF PERIOD                  $          -     $          -
                                            ===============  ===============

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           OAK BROOK CAPITAL III, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2000

=====================================
SIX MONTHS ENDING JUNE 30, 2000
=====================================

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

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a total asset value of $0. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           OAK BROOK CAPITAL III, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 14, 2000                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

