Form 10QSB
period 2000-09-30
ALPHA FIBRE INC
filed 2000-11-21
CIK 1072569

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2000

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

Common Stock, No Par Value - 1,678,000 shares as of
September 30, 2000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        OAK BROOK CAPITAL III, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                   BALANCE SHEET AS OF SEPTEMBER 30, 2000
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

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
     50,000,000 shares authorized,
     1,678,000 shares outstanding;

    1,555,200 shares issued at
     $.0038                          $5,910
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $5,910

   Deficit accumulated during the
     development stage              (33,635)

       Total equity                                   $ (33,635)

       Total liabilities and equity                                 $     0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD JANUARY 1, 1999 to
                                SEPTEMBER 30, 2000
                                   (UNAUDITED)


REVENUE                                  $         0

COSTS AND EXPENSES:
  Audit and professional fees            $         0
  Amortization of Organizational Cost         (3,675)

    Net loss                             $    (3,675)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                1,678,000

    Profit (loss) per share              $         0


                           OAK BROOK CAPITAL III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD FROM JANUARY 1, 2000
                           THROUGH SEPTEMBER 30, 2000
                                   (UNAUDITED)



                           Common
                           Shares      Stock          Retained
                           Issued      Amount         Earnings      Equity

Equity at Inception                                                 $     -

Shares issued at inception
and during 3rd Quarter for
services at $0.0038
per share                  1,555,200   $ 5,910                      $ 5,910

Shares issued by gift        122,800

  Net loss for the period                             $ (5,910)     $     0

  TOTAL                    1,678,000   $ 5,910        $ (5,910)     $     0


                           OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                 For the Period Ended September 30, 2000 and
            From May 1, 1998 (inception) through September 30, 2000
                                  (UNAUDITED)


                                            Period           Since Inception
                                            ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                 $          0     $    (33,635)
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Increase in accounts payable                        0           27,725
                                            ---------------  ---------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES             -           (5,910)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                       -                -
                                            ---------------  ---------------

 NET CASH USED BY INVESTING ACTIVITIES                 -                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Stock                                         -            5,910
                                            ---------------  ---------------

 NET CASH USED BY FINANCING ACTIVITIES                 -            5,910

   NET INCREASE (DECREASE) IN CASH                     -                -

CASH AT BEGINNING OF PERIOD                            -                -
                                            ---------------  ---------------

     CASH AT END OF PERIOD                  $          -     $          -
                                            ===============  ===============

                          OAK BROOK CAPITAL III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

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

2. STOCKHOLDERS' EQUITY

On May 15, 1998 and September 29, 2000, the Company issued 1,105,200 and 450,000 shares, respectively, of its no par value common stock to affiliates for services valued at their fair market value of $5,910. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act. An additional 122,800 shares were issued as qualified gifts during the year.

3. RELATED PARTY TRANSACTIONS

There have been no related party transactions since the issuance of shares using organization costs as consideration.

4. SUBSEQUENT EVENTS

   BACKGROUND INFORMATION

An Agreement and Plan of Merger and Reorganization (the "Alpha Agreement") was executed on September 19, 2000 by and among OAK BROOK CAPITAL III, INC. ("OAK BROOK") and ALPHA FIBER MERGER CORPORATION ("ALPHA"). OAK BROOK is a corporation duly organized and validly existing under the laws of the State of Colorado, with its registered office at 17 West Cheyenne Mountain Boulevard, Colorado Springs, Colorado 80906 its principal executive office at 1250 Turks Head Building, Providence, Rhode Island 02903, and its phone number is (401) 272-5800; ALPHA FIBER MERGER CORPORATION is a corporation duly organized and validly existing under the laws of the State of Colorado, with its registered office located in the city of Colorado Springs, State of Colorado, its principal executive office at 801 Falmouth Street, Thousand Oaks, California and its phone number is (805) 497-8900.

A Plan and Agreement of Merger and Reorganization (the "Jovus Agreement") was executed on September 19, 2000 by and among OAK BROOK, FORTE HOLDINGS, LTD., ("FORTE") and JOVUS, LTD. OAK BROOK is described in the preceding paragraph; FORTE, a wholly-owned subsidiary of OAK BROOK, is a corporation duly organized and validly existing under the laws of St. Vincent and the Grenadines, with its registered office located at Trust House, 112 Bonadie Street, Kingstown,
St. Vincent and its phone number is (784) 457-1145; JOVUS is a corporation duly organized and validly existing under the laws of St. Vincent and the Grenadines, its registered office at Trust House, 112 Bonadie Street,
Kingstown, Saint Vincent and its phone number is (784) 457-1145.

AMENDMENT TO ARTICLES OF INCORPORATION

The Board of Directors and shareholders have unanimously approved for the restatement and amendment of the Company's Articles of Incorporation in order to change the Company's name to "ALPHA FIBRE, INC.".

APPROVAL OF PLAN AND AGREEMENT OF MERGER OF OAK BROOK AND ALPHA

The Board of Directors has unanimously approved, and recommended for shareholder approval, an Agreement and Plan of Merger and Reorganization (the "Alpha Merger"), whereby OAK BROOK acquired all issued and outstanding capital stock of ALPHA in exchange for One Million One Hundred Ninety-Eight Thousand Fifty-Five (1,198,055) of the Common Stock of
OAK BROOK.

APPROVAL OF THE PLAN AND AGREEMENT OF MERGER OF OAK BROOK AND
JOVUS

The Board of Directors has unanimously approved, and recommended for shareholder approval, a Plan and Agreement of Merger and Reorganization (the "Jovus Merger"), whereby OAK BROOK acquired all issued and outstanding capital stock of JOVUS in exchange for Six Million Five Hundred Ninety-Four Thousand Four Hundred Forty-Seven (6,594,447) of the Common Stock of OAK BROOK.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           OAK BROOK CAPITAL III, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPTEMBER 30, 2000

=====================================
NINE MONTHS ENDING SEPTEMBER 30, 2000
=====================================

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

     The Balance Sheet as of 09/30/2000 has been updated to reflect the "write-off" of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $33,635. The Company has also incurred a net loss to date of $0.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a total asset value of $0. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2000 through September 30, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


ITEM 2.  Changes in Securities

          An additional 450,000 shares of the Registrant's common stock was issued to affiliates at $0.0038 for advisory, management and consulting services rendered to the Registrant during the 3rd Quarter ending September 30, 2000.


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


                                           OAK BROOK CAPITAL III, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: November 21, 2000                    By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent


